Form 10-K
period 1996-12-31
BANK OF AMERICA FSB/CA; BANK OF AMERICA NATIONAL TRUST & SAVING ASSOCIATION
filed 1997-03-31
CIK 1011747, 740104

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
  X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

_______ TRANSITION REPORT PURSUANT TO SECTION 13 OR (15d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM _________ TO _______________________________

                        COMMISSION FILE NUMBER 333-3200

         BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION, SELLER
           BANKAMERICA HOUSING SERVICES, AN UNINCORPORATED DIVISION
                 OF BANK OF AMERICA, FSB, SELLER AND SERVICER
            (AS SELLERS OF CERTAIN MANUFACTURED HOUSING CONTRACTS
               CONVEYED TO A CERTAIN TRUST WHICH TRUST ISSUED)
            6.125% BANKAMERICA MANUFACTURED HOUSING CONTRACT TRUST
     SENIOR/SUBORDINATE PASS-THROUGH CERTIFICATES, SERIES 1996-1, CLASS A-1
            6.650% BANKAMERICA MANUFACTURED HOUSING CONTRACT TRUST SENIOR/SUBORDINATE PASS-THROUGH CERTIFICATES, SERIES 1996-1, CLASS A-2
            6.950% BANKAMERICA MANUFACTURED HOUSING CONTRACT TRUST SENIOR/SUBORDINATE PASS-THROUGH CERTIFICATES, SERIES 1996-1, CLASS A-3
            7.300% BANKAMERICA MANUFACTURED HOUSING CONTRACT TRUST SENIOR/SUBORDINATE PASS-THROUGH CERTIFICATES, SERIES 1996-1, CLASS A-4
            7.550% BANKAMERICA MANUFACTURED HOUSING CONTRACT TRUST SENIOR/SUBORDINATE PASS-THROUGH CERTIFICATES, SERIES 1996-1, CLASS A-5
            8.000% BANKAMERICA MANUFACTURED HOUSING CONTRACT TRUST SENIOR/SUBORDINATE PASS-THROUGH CERTIFICATES, SERIES 1996-1, CLASS A-6
            7.800% BANKAMERICA MANUFACTURED HOUSING CONTRACT TRUST SENIOR/SUBORDINATE PASS-THROUGH CERTIFICATES, SERIES 1996-1, CLASS A-7
            7.875% BANKAMERICA MANUFACTURED HOUSING CONTRACT TRUST SENIOR/SUBORDINATE PASS-THROUGH CERTIFICATES, SERIES 1996-1, CLASS B-1
   (PRINCIPAL AND INTEREST PAYABLE ON THE 10TH DAY OF EACH MONTH BEGINNING IN
     JULY 1996)
-------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION                       BANK OF AMERICA, FSB
        United States                94-1687665                 United States                  91-0221850
------------------------------   -------------------      ------------------------------    -------------------
State or other jurisdiction of    (IRS Employer          State or other jurisdiction of     (IRS Employer
incorporation of organization    Identification No.)     incorporation of organization     Identification No.)


         555 California Street                                    555 California Street
       San Francisco, California             94104               San Francisco, California             94104
----------------------------------------   ---------     ----------------------------------------   ---------
(Address  of principal executive offices)  (Zip Code)    (Address  of principal executive offices)  (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:           REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                (415)  622-3530                                                  (415)  622-2220
                ---------------                                                  ---------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

               TITLE OF EACH CLASS                                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
               -------------------                                   -----------------------------------------
                      NONE                                                               NONE
                      ----                                                               ----

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

               TITLE OF EACH CLASS                                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
               -------------------                                   -----------------------------------------
                      NONE                                                               NONE
                      ----                                                               ----

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES     X        NO
                                                    --------       -------

AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE
REGISTRANT:  NOT APPLICABLE.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK OUTSTANDING AS OF DECEMBER 31, 1996: NOT APPLICABLE.

ITEM 1.   BUSINESS

          Bank of America National Trust and Savings Association and BankAmerica Housing Services, an unincorporated division of Bank of America, FSB (the "Registrants"), are filing this Annual Report on Form 10-K in their capacity as Sellers of certain Manufactured Housing Contracts (the "Contracts") conveyed to a trust (the "Series 1996-1 Trust"). The Series 1996-1 Trust issued 6.125% BankAmerica Manufactured Housing Contract Trust Senior/Subordinate Pass-Through Certificates, Series 1996-1, Class A-1,
6.650% BankAmerica Manufactured Housing Contract Trust Senior/Subordinate Pass-Through Certificates, Series 1996-1, Class A-2, 6.950% BankAmerica Manufactured Housing Contract Trust Senior/Subordinate Pass-Through Certificates, Series 1996-1, Class A-3, 7.300% BankAmerica Manufactured Housing Contract Trust, Senior/Subordinate Pass-Through Certificates, Series 1996-1, Class A-4, 7.550% BankAmerica Manufactured Housing Contract Trust, Senior/Subordinate Pass-Through Certificates, Series 1996-1, Class A-5,
8.000% BankAmerica Manufactured Housing Contract Trust, Senior/Subordinate Pass-Through Certificates, Series 1996-1, Class A-6, 7.800% BankAmerica Manufactured Housing Contract Trust, Senior/Subordinate Pass-Through Certificates, Series 1996-1, Class A-7 and 7.875% BankAmerica Manufactured Housing Contract Trust, Senior/Subordinate Pass-Through Certificates, Series 1996-1, Class B-1 (collectively, the "Certificates"), pursuant to a Pooling and Servicing Agreement dated as of June 1, 1996, among Bank of America National Trust and Savings Association, as Contract Seller, BankAmerica Housing Services, an unincorporated division of Bank of America, FSB, as Contract Seller and Servicer, and The First National Bank of Chicago, as Trustee of the BankAmerica Manufactured Housing Contract Trust, Series 1996-1.

          In filing this Annual Report on Form 10-K, the Registrants are using a reduced disclosure format pursuant to a proposed "no action" letter and exemptive order (the "Order"), requested from the Securities and Exchange Commission on May 6, 1996, as supplemented by a revised request letter submitted on September 16, 1996. The Order is pending.

ITEM 2.   PROPERTIES

          Pursuant to the terms of the Order, reference is hereby made to the Annual Statement of Compliance delivered to the Trustee with respect to the Series 1996-1 Trust (the "Annual Statement of Compliance"), filed as Exhibit
99.1 to this Annual Report on Form 10-K.

ITEM 3.   LEGAL PROCEEDINGS

          The Registrants were not parties to any material pending legal proceedings during the period covered by this Annual Report and during such period knew of no other material pending legal proceedings involving the Series 1996-1 Trust or the Contracts contained in such Trust (the "Contract Pool"), or with respect to the Contract Pool, the Trustee or the Servicer other than ordinary routine litigation incidental to the Trustee's or the Servicer's duties under the Pooling and Servicing Agreement.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Registrants know of no vote or consent of holders of any Certificate that was solicited for any purpose during the calendar year covered by this Annual Report on Form 10-K.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          (a) There is no established public trading market for the Certificates.

          (b) As of December 31, 1996, the Certificates were held of record by 1 Depository Trust Company Participant.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Annual Statement of Compliance with respect to the Series 1996-1 Trust for the period covered by this Annual Report appears as Exhibit
99.1 to this Annual Report on Form 10-K.

          The Annual Report on the Servicer's servicing activities for the Series 1996-1 Trust, as prepared by an independent certified public accountant, for the period covered by this Annual Report is included as
Exhibit 99.2 to this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.

                                    PART IV

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          No transaction between the Series 1996-1 Trust and the holders of the Certificates occurred during the period covered by this Annual Report on Form 10-K, except routine distributions to such Certificate holders as contemplated by the Pooling and Servicing Agreement.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

          Pursuant to the Order, the Registrants include the following exhibits to this Annual Report on Form 10-K:

  EXHIBIT NO.

     99.1 Annual Statement of Compliance with respect to the Series 1996-1 Trust for the year ended December 31, 1996.

     99.2 Annual Servicing Report for the Series 1996-1 Trust for the year ended December 31, 1996

     99.3 Annual Report sent to Certificate holders for the Series 1996-1 Trust for the year ended December 31, 1996.

     99.4 Selected Data from the Monthly Reports previously submitted on Form 8-K, aggregated for the 1996 calendar year or as of the end of the 1996 calendar year, as appropriate.

     As also set forth in Item 4 hereto, no proxy statement, form of proxy or other proxy soliciting material was sent to any of the holders of the Certificate during the 1996 calendar year.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this Annual Report on Form 10-K to be signed on their behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 1997


                                         /s/ John W. Wheeler
                                         -------------------------------------
                                         John W. Wheeler
                                         Chairman of the Board and President
                                         BankAmerica Housing Services
                                         A Division of Bank of America, FSB


                                         Executive Vice President
                                         Bank of America NT&SA

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated: March 26, 1997


                                         /s/ John W. Wheeler
                                         -------------------------------------
                                         John W. Wheeler
                                         Chairman of the Board and President
                                         BankAmerica Housing Services
                                         A Division of Bank of America, FSB


                                         Executive Vice President
                                         Bank of America NT&SA